Form 10-K/A
period 2006-12-31
Harborview 2006-8
filed 2008-06-02
CIK 1371102

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A

                                        AMENDMENT NO. 1


The Issuing Entity is filing this Form 10-K/A to replace Exhibits 31, 33(a) and 34(a) to the original Form 10-K filed on April 2, 2007. American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly, "Safeco Financial Institution Solutions, Inc.") ("Assurant Inc.") recently provided the Issuing Entity with a revised report on assessment of compliance with servicing criteria for asset-backed securities and a related attestation. In the original assessment previously provided to the Issuing Entity, Assurant Inc. excluded Item 1122(d)(4)(xii) from the scope of its assessment. Assurant Inc. recently provided the Issuing Entity with a revised assessment of compliance that assesses Assurant Inc.'s compliance with
Item 1122(d)(4)(xii) and identifies material instance of non compliance with this criterion. This material instance of non compliance is noted in this Form 10-K/A under "Additional Disclosure Items Pursuant to General Instruction J." The Issuing Entity has included this revised assessment of compliance under
Exhibit 33(a), the related attestation under Exhibit 34(a) and a revised Rule 13a-14(d)/15d-14(d) Certification under Exhibit 31. This Form 10-K/A does not otherwise amend the original Form 10-K filed with the Commission on April 2, 2007.

In addition, the Issuing Entity is filing this Form 10-K/A to include Exhibit 35(a) for Indymac Bank, F.S.B. which was inadvertently excluded from the original filing on April 2, 2007.

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


     Assurant, Inc. previously excluded the applicable servicing criteria set forth in Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period of January 1, 2006 through December 31, 2006 and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.


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


      a) Assurant Inc. as Sub-Contractor for Washington Mutual Bank <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F1>
      c) Deutsche Bank National Trust Company as Sub-Contractor for Indymac Bank, F.S.B. <F1>
      d) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Custodian <F1>
      e) Indymac Bank, F.S.B., as Servicer <F1>
      f) Newport Management Corporation as Sub-Contractor for Indymac Bank, F.S.B. <F1>
      g) Washington Mutual Bank, as Servicer <F1>
      h) Wells Fargo Bank, N.A., as Master Servicer <F1>
      i) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for Washington Mutual Bank <F1>
      b) Deutsche Bank National Trust Company, as Custodian <F1>
      c) Deutsche Bank National Trust Company as Sub-Contractor for Indymac Bank, F.S.B. <F1>
      d) GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Custodian <F1>
      e) Indymac Bank, F.S.B., as Servicer <F1>
      f) Newport Management Corporation as Sub-Contractor for Indymac Bank, F.S.B. <F1>
      g) Washington Mutual Bank, as Servicer <F1>
      h) Wells Fargo Bank, N.A., as Master Servicer <F1>
      i) Wells Fargo Bank, N.A., as Securities Administrator <F1>


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



    HarborView Mortgage Loan Trust 2006-8
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Diane Courtney
    Diane Courtney, Vice President
   (Senior Officer in charge of the servicing function of Wells Fargo Bank,
    N.A., in its capacity as Master Servicer)

    Date:  May 29, 2008


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
